Form 10-Q
period 2003-05-31
EPMR CORP; DAISY PARTS INC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER HOLDINGS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EAGLE PICHER TECHNOLOGIES LLC
filed 2003-07-11
CIK 1059575, 1059567, 30927, 1059364, 1059568, 1059570, 1059572, 1059573, 1059576

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________.

Commission file number 333-49957-01

EaglePicher Holdings, Inc.

A Delaware Corporation

I.R.S. Employer Identification
No. 13-3989553

11201 North Tatum Blvd. Suite 110, Phoenix, Arizona 85028

Registrant’s telephone number, including area code:
602-652-9600

EAGLEPICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☐ No ☒ (See explanatory note immediately above.)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

     Yes ☐ No ☒

1,000,000 shares of common capital stock, $0.01 par value each, were issued and outstanding at July 9, 2003

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction		IRS Employer
	Incorporation or	Commission	Identification
Names	Organization	File Number	Number

EaglePicher Incorporated	Ohio	333-49957	31-0268670
Daisy Parts, Inc.	Michigan	333-49957-02	38-1406772
EaglePicher Development Co., Inc.	Delaware	333-49957-03	31-1215706
EaglePicher Far East, Inc.	Delaware	333-49957-04	31-1235685
EaglePicher Filtration and Minerals, Inc.	Nevada	333-49957-06	31-1188662
EaglePicher Technologies, LLC	Delaware	333-49957-09	31-1587660
Hillsdale Tool & Manufacturing Co.	Michigan	333-49957-07	38-0946293
EPMR Corporation (f/k/a Michigan Automotive Research Corp.)	Michigan	333-49957-08	38-2185909

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 2002 and May 31, 2003
(unaudited) (in thousands of dollars)

	November 30,
	2002	May 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$31,522	$13,508
Receivables, net	21,473	23,568
Retained interest in Eagle-Picher Funding Corporation, net	29,400	49,540
Insurance claim receivable	—	5,198
Costs and estimated earnings in excess of billings	16,942	20,307
Inventories	54,118	55,065
Assets of discontinued operations	9,974	6,951
Prepaid expenses and other assets	15,437	10,348
Deferred income taxes	10,798	10,798

	189,664	195,283
Property, Plant and Equipment, net	177,135	164,705
Goodwill	163,940	163,940
Prepaid Pension	54,796	54,108
Other Assets, net	27,506	30,214

	$613,041	$608,250

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$83,621	$80,636
Current portion of long-term debt	18,625	137,162
Compensation and employee benefits	20,208	15,741
Billings in excess of costs and estimated earnings	944	950
Accrued divestiture reserve	17,662	13,572
Liabilities of discontinued operations	3,417	2,713
Other accrued liabilities	36,506	31,746

	180,983	282,520
Long-Term Debt, net of current portion	355,100	233,600
Postretirement Benefits Other Than Pensions	17,635	18,266
Other Long-Term Liabilities	8,928	10,433

	562,646	544,819

11.75% Cumulative Redeemable Exchangeable Preferred Stock	137,973	146,079

Commitments and Contingencies
Shareholders’ Equity (Deficit):
Common stock	10	10
Additional paid-in capital	99,991	92,803
Accumulated deficit	(175,112)	(174,364)
Accumulated other comprehensive loss	(4,376)	(1,097)
Treasury stock	(8,091)	—

	(87,578)	(82,648)

	$613,041	$608,250

The accompanying notes are an integral part of these consolidated balance sheets.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Six Months Ended May 31, 2002 and 2003
(unaudited) (in thousands of dollars, except share and per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,

	2002	2003	2002	2003

Net Sales	$181,878	$178,709	$340,555	$345,610
Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	141,137	135,974	267,253	266,285
Selling and administrative	20,681	15,669	33,797	29,797
Depreciation and amortization	12,035	11,112	22,864	22,458
Goodwill amortization	3,956	—	7,912	—
Restructuring	2,998	—	2,998	—
Management compensation- special	2,381	424	2,381	424
Insurance related losses (gains)	3,100	(5,736)	3,100	(5,736)
Loss from divestitures	5,845	—	5,970	—

	192,133	157,443	346,275	313,228

Operating Income (Loss)	(10,255)	21,266	(5,720)	32,382
Interest expense	(10,915)	(9,043)	(21,696)	(18,146)
Other income (expense), net	467	(251)	918	73

Income (Loss) from Continuing Operations Before Taxes	(20,703)	11,972	(26,498)	14,309
Income taxes	(820)	(1,150)	(1,205)	(2,046)

Income (Loss) from Continuing Operations	(21,523)	10,822	(27,703)	12,263
Discontinued Operations:
Loss from operations of discontinued businesses, net of zero (benefit) provision for income taxes	(445)	(158)	(472)	(431)
Loss on disposal of discontinued business, net of $600 benefit from income taxes	—	(2,978)	—	(2,978)

Net Income (Loss)	(21,968)	7,686	(28,175)	8,854
Preferred stock dividends accreted or accrued	(3,719)	(4,169)	(7,231)	(8,106)

Income (Loss) Applicable to Common Shareholders	$(25,687)	$3,517	$(35,406)	$748

Basic and Diluted Net Income (Loss) per Share Applicable to Common Shareholders:
Income (Loss) from Continuing Operations	$(26.17)	$6.98	$(36.14)	$4.41
Loss from Discontinued Operations	(0.46)	(3.29)	(0.49)	(3.62)

Net Income (Loss)	$(26.63)	$3.69	$(36.63)	$0.79

Weighted Average Number of Common Shares	964,500	953,667	966,458	942,083

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2002 and 2003
(unaudited) (in thousands of dollars)

	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(28,175)	$8,854
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,028	24,024
Loss from divestitures	5,970	—
Provisions from discontinued operations	—	2,978
Insurance related losses (gains)	3,100	(5,736)
Changes in assets and liabilities, net of effect of divestitures:
Sale of receivables, net (See Note H)	52,350	—
Retained interest in Eagle-Picher Funding Corporation, net (See Note H)	—	(20,140)
Receivables, net	(2,820)	(1,557)
Inventories	8,508	(947)
Accounts payable	(1,879)	(2,985)
Accrued liabilities	(4,822)	(12,717)
Other, net	(2,684)	(3,615)

Net cash provided by (used in) operating activities	61,576	(11,841)

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment	—	1,155
Capital expenditures	(8,516)	(8,808)
Other, net	1,082	—

Net cash used in investing activities	(7,434)	(7,653)

Cash Flows From Financing Activities:
Reduction of long-term debt	(18,566)	(8,463)
Net borrowings (repayments) under revolving credit agreements	(43,946)	5,500
Proceeds from issuance of treasury stock	—	903
Other, net	(788)	—

Net cash used in financing activities	(63,300)	(2,060)

Net Cash Provided by (Used in) Discontinued Operations	5,306	(874)

Effect of Exchange Rates on Cash	1,320	4,414

Net Decrease in Cash and Cash Equivalents	(2,532)	(18,014)
Cash and Cash Equivalents, beginning of period	24,620	31,522

Cash and Cash Equivalents, end of period	$22,088	$13,508

Supplemental Cash Flow Information:
Interest paid	$19,832	$18,008

Income taxes refunded, net	$(4,801)	$(4,282)

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.     BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended November 30, 2002 presented in our Form 10-K, filed with the SEC on March 3, 2003.

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring adjustments), which, in our opinion are necessary to fairly state the results of operations for the three and six month periods ended May 31, 2002 and 2003. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

     In the fourth quarter of fiscal 2002, we restated our financial statements to reflect the appropriate adoption of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” which we should have adopted in 2001. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Prior to the adoption of EITF 00-10, some of the costs billed to our customers for shipping and handling (our transportation expenses) were included as an offset to our costs. This restatement had no impact on operating income, net income, or cash flows. The impact to the financial statements for the three months ended May 31, 2002 was an increase in Net Sales and Cost of Products Sold by $4.1 million. The impact to the financial statements for the six months ended May 31, 2002 was an increase in Net Sales and Cost of Products Sold by $8.0 million. In addition, certain amounts in 2002 have been reclassified to conform to the 2003 financial statement presentation.

     As discussed in Note G to these financial statements, the accompanying 2002 financial statements have been restated to reflect our Hillsdale U.K. Automotive operation as a discontinued business. Our Hillsdale U.K. Automotive operation was sold on June 11, 2003.

B.     INVENTORIES

     Inventories consisted of the following at November 30, 2002 and May 31, 2003 (in thousands of dollars):

	2002	2003

Raw materials and supplies	$25,365	$26,320
Work-in-process	14,058	17,226
Finished goods	14,695	11,519

	$54,118	$55,065

C.     COMPREHENSIVE INCOME (LOSS)

     During the three and six months ended May 31, 2002 and 2003 our comprehensive income (loss) was as follows (in thousands of dollars):

	Three Months Ended May 31,		Six Months Ended May 31,

	2002	2003	2002	2003

Net income (loss)	$(21,968)	$7,686	$(28,175)	$8,854
Gain on interest rate swap agreements	421	907	466	1,452
Loss on forward foreign currency contracts	(696)	(1,890)	(373)	(2,537)
Change in currency translation adjustment	1,467	2,755	1,250	4,364

	$(20,776)	$9,458	$(26,832)	$12,133

D.     GOODWILL

     On December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The ratable amortization of goodwill and other intangible assets with indefinite lives was replaced with an annual test for impairment. Accordingly, we ceased amortization of goodwill on December 1, 2002. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. The following goodwill amounts by reporting unit were recorded as of November 30, 2002 and May 31, 2003 (in thousands of dollars):

Reporting Unit	Segment	Amount

Hillsdale Division	Automotive	$34,816
Wolverine Division	Automotive	47,268
Power Group	Technologies	44,486
Specialty Materials Group	Technologies	31,398
Pharmaceutical Services (formerly ChemSyn)	Technologies	2,929
Filtration and Minerals	Filtration and Minerals	3,043

		$163,940

     We have completed our initial impairment test as of December 1, 2002, and determined that no impairment charge exists. Our fair values for each reporting unit were determined based on our estimate of future cash flows by reporting unit, which were derived from our annual forecasting process.

     The following pro forma disclosure presents our income (loss) applicable to common shareholders and our basic and diluted per share income (loss) applicable to common shareholders for the three and six months ended May 31, 2002 and 2003 as if SFAS No. 142 had been adopted on December 1, 2001 (in thousands of dollars, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,

	2002	2003	2002	2003

Reported Income (Loss) Applicable to Common Shareholders	$(25,687)	$3,517	$(35,406)	$748
Goodwill amortization	3,956	—	7,912	—

As Adjusted Income (Loss) Applicable to Common Shareholders	$(21,731)	$3,517	$(27,494)	$748

Reported Basic and Diluted Income (Loss) per share Applicable to Common Shareholders	$(26.63)	$3.69	$(36.63)	$0.79
Goodwill amortization per share	4.10	—	8.19	—

As Adjusted Basic and Diluted Income (Loss) per share Applicable to Common Shareholders	$(22.53)	$3.69	$(28.44)	$0.79

E.     RECENTLY RELEASED OR ADOPTED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets and depreciated over their estimated useful life while the liability is accreted to its expected obligation amount upon retirement. We adopted SFAS No. 143 on December 1, 2002. The adoption did not have a material impact on our financial condition or results of operations.

     In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” The primary difference is that goodwill and certain intangibles with indefinite lives have been removed from the scope of SFAS No. 144, as they are covered by SFAS No. 142, as described in Note D above. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on December 1, 2002 and accounted for the sale of our Hillsdale U.K. Automotive operation as discussed in Note G in accordance with this statement.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement will not have a material impact on our financial condition or results of operations.

     On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We will adopt SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 does not affect the accounting for guarantees issued prior to the effective date, unless the guarantee is modified subsequent to December 31, 2002. We adopted the disclosure requirements on December 1, 2002, and the initial recognition and measurement provisions in our February 28, 2003 financial statements. The adoption of FIN 45 did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

     In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We are required to adopt EITF 00-21 on December 1, 2003. We are evaluating the impact EITF 00-21 will have on us, but do not expect it to have a material impact on our financial condition or results of operations.

F.     RESTRUCTURING

     During 2001, we recorded asset write-downs and other charges totaling $14.1 million in connection with a restructuring plan (the “Plan”) announced in November 2001. The Plan primarily relocated our corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closed three plants in our Technologies Segment as a result of the elimination of certain product lines. During the second quarter of 2002, we determined that a portion of the assets in our over-funded pension plan could be made available to pay severance costs related to the Plan. We amended the pension plan and provided new or amended severance plans to allow for such payments. Approximately $2.5 million of severance was expected to be paid out of the pension plan. Accordingly, during the second quarter of 2002, we reduced our restructuring provision originally recorded in the fourth quarter of 2001 by $2.5 million.

     In the second quarter of 2002, we announced we would exit the Gallium business in our Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets, the primary markets for our Gallium products. This action resulted in a $5.5 million charge to restructuring expense.

     The remaining balance of $1.4 million as of May 31, 2003, is included in Other Accrued Liabilities in our balance sheets. An analysis of the facilities, severance and other costs incurred related to restructuring reserves since November 30, 2002 is as follows (in thousands of dollars):

	Facilities	Severance	Other Costs	Total

Balance at November 30, 2002	$1,629	$314	$1,340	$3,283
Amounts spent	(666)	(162)	(1,043)	(1,871)

Balance at May 31, 2003	$963	$152	$297	$1,412

G.     DIVESTITURES AND DISCONTINUED OPERATIONS

Divestitures

     We have indemnified buyers of our former divisions and subsidiaries for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. We had previously recorded liabilities for these exposures; however, from time to time, as additional information becomes available, additional amounts need to be recorded.

     In the second quarter of 2002, we signed a letter of intent to sell certain assets and liabilities of the Precision Products business in our Technologies Segment to a group of employees and management personnel. We recorded a $2.8 million estimated loss on sale in Loss from Divestitures in the Statements of Income (Loss). In addition, during 2002, we recorded approximately $3.2 million in additional accruals for costs related to certain litigation issues and environmental remediation.

     An analysis of the liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 2002	$17,662
Amounts spent	(4,090)

Balance at May 31, 2003	$13,572

Discontinued Operations

     Effective December 14, 2001, we sold certain of the assets of our former Construction Equipment Division. This division represented our entire former Machinery Segment. The sale price was $6.1 million in cash, plus an estimated working capital adjustment of $1.0 million, and the assumption of approximately $6.7 million of current liabilities. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and leased the facility to the buyer for a five-year term. The buyer has an option to buy the facility for $2.5 million, increasing $100,000 per year over the term of the lease. We also retained $900,000 of accounts receivable, and approximately $2.3 million of raw materials inventory, which the buyer was required to purchase within one year. At May 31, 2003, the buyer failed to purchase approximately $182,000 of the inventory, which is included in Assets of Discontinued Operations in the accompanying balance sheets. We are pursuing collection actions.

     During the second quarter of 2003, we reached an agreement in principle for the sale of certain assets at our Hillsdale U.K. Automotive operation (a component of our Automotive Segment) for cash of $1.1 million. This sale closed on June 11, 2003. In addition, we will be winding down the remaining operations of our Hillsdale U.K. Automotive operation during 2003. Accordingly, effective May 31, 2003, upon receipt of authority from our Board of Directors, we discontinued the operations of our Hillsdale U.K. Automotive operation and restated all prior period financial statements. In addition, in the second quarter of 2003, we recognized a Loss on Disposal of Business of $3.0 million, which is net of a $600,000 tax benefit related to this sale. At May 31, 2003, the remaining balance in Assets of Discontinued Operations was primarily accounts receivable, inventory and fixed assets, and the remaining balance in Liabilities of Discontinued Operations was primarily accounts payable and accrued liabilities. We expect to incur the following shutdown costs during 2003 which have not been accrued as of May 31, 2003 related to our Hillsdale U.K. Automotive operation (in thousands of dollars):

One-time termination benefits	$642
Contract termination costs	100
Facility closure and other	420

$1,162

H.	ACCOUNTS RECEIVABLE ASSET-BACKED SECURITIZATION (QUALIFYING SPECIAL PURPOSE ENTITY)

          During the first quarter of 2002, we entered into an agreement with a major U.S. financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, Eagle-Picher Funding Corporation (“EPFC”). Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly owned subsidiary, EaglePicher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. The agreement provides for the continuation of the program on a revolving basis until the earlier of a) the maturity of our senior credit facility, or b) assuming we are able to refinance our senior credit facility, the fourth quarter of 2004.

          We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the debt outstanding on EPFC.

          In conjunction with the initial transaction during 2002, we sold $82.5 million of receivables to EPFC, and we incurred charges of $1.5 million, which were included in Interest Expense in the accompanying condensed consolidated statements of income (loss) for the six-months ended May 31, 2002. We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2002 or May 31, 2003. We retain an interest in a portion of the receivables transferred, representing an over collateralization on the securitization. Our involvement with both this over collateralization interest and the transferred receivables is generally limited to the servicing performed. The carrying value of our interest in the receivables is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

          At November 30, 2002, our interest in EPFC was $29.4 million and the revolving pool of receivables that we serviced totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $46.5 million. During the three months ended May 31, 2002, we sold, outside of the initial sale, $165.4 million of accounts receivable to EPFC, and during the same period, EPFC collected $153.5 million of cash that was reinvested in new securitizations. During the six months ended May 31, 2002, we sold, outside of the initial sale, $274.5 million of accounts receivable to EPFC, and during the same period, EPFC collected $258.0 million of cash that was reinvested in new securitizations.

          As of May 31, 2003, we reduced the amount due to the financial institution by EPFC, and as a result our cash and cash equivalents balance decreased and our retained interest in Eagle-Picher Funding Corporation increased from November 30, 2002. At May 31, 2003, our interest in EPFC was $49.5 million and the revolving pool of receivables that we serviced totaled $77.2 million. At May 31, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $26.2 million. During the three months ended May 31, 2003, we sold $147.0 million of accounts receivable to EPFC, and during the same period, EPFC collected $140.0 million of cash that was reinvested in new securitizations. During the six months ended May 31, 2003, we sold $285.6 million of accounts receivable to EPFC, and during the same period, EPFC collected $270.9 million of cash that was reinvested in new securitizations. The effective interest rate for the six month period ended May 31, 2003 in the securitization was approximately 2.5%.

I.	INSURANCE RELATED LOSSES (GAINS)

          In the second quarter of 2002, we recorded a provision of $3.1 million primarily related to a dispute with an insurance carrier over the coverage on a fire during 2001 at our Harrisonville, Missouri bulk pharmaceutical plant.

          In the second quarter of 2003, we recorded a $5.7 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility.

J.	SHAREHOLDERS’ EQUITY (DEFICIT)

          During the second quarter of 2003, we sold to our controlling common shareholder, Granaria Holdings B.V.; Bert Iedema, one of our directors and an executive officer of Granaria Holdings B.V.; and certain of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million. In connection with this stock issuance, we reclassified the balance in our Treasury, or $7.2 million, to Additional Paid in Capital in our accompanying balance sheets.

K.	LEGAL MATTERS

          On January 25, 1996, Richard Darrell Peoples, a former employee, filed a lawsuit in the United States District Court for the Western District of Missouri claiming that we violated the federal False Claims Act based on alleged irregularities in testing procedures in connection with certain U.S. Government contracts. Mr. Peoples filed this lawsuit under a procedure which gives a private individual the right to file a lawsuit for a violation of a Federal statute and be awarded up to 30% of any recovery. The government has the right to intervene and take control of such a lawsuit. Following an extensive investigation, the U.S. Government declined the opportunity to intervene or take control of this suit. The allegations in the lawsuit are similar to allegations made by Mr. Peoples, and investigated by our outside counsel, prior to the filing of the lawsuit. Our outside counsel’s investigation found no evidence to support any of Mr. Peoples’ allegations, except for some inconsequential expense account matters. The case is in a discovery phase. Recently the court disqualified Mr. Peoples’ lawyer from the case after he read some of our attorney-client privileged documents that Mr. Peoples took from our lawyers’ offices without authorization. We intend to contest this suit vigorously and do not believe that the resolution of this lawsuit will have a material adverse effect on our financial condition, results of operations or cash flows.

          On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”), filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in the amount of approximately $20.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon has again appealed this decision to the District Court. We intend to contest this suit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations or cash flows.

          In addition, we are involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of our business. In our opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect our financial position, results of operations or cash flows.

L.	BUSINESS SEGMENT INFORMATION

          Our Automotive Segment provides mechanical and structural parts and raw materials for passenger cars, trucks, vans and sport utility vehicles for original equipment manufacturers and replacement markets. Resources are concentrated in serving the North American, European and Pacific Rim markets. Our Hillsdale operation is a precision-machined components business, and our Wolverine operation is a rubber coated metal products business.

          Our Technologies Segment is a diverse group of businesses with a broad spectrum of technologies and capabilities. It is a major supplier of batteries and power system components for aerospace, defense and telecommunications applications. In addition, it produces high-purity specialty material compounds and rare metals, industrial chemicals, bulk pharmaceuticals and super-clean containers, which meet strict EPA protocols, for environmental sampling. This segment serves the commercial aerospace, nuclear, telecommunication electronics and other industrial markets globally. Some of these products are also used in defense applications.

          Our Filtration and Minerals Segment mines and refines diatomaceous earth products, which are used globally in high purity filtration applications, primarily by the food and beverage industry. These products are also used as industrial absorbents.

          Sales between segments were not material.

          The following data represents financial information about our reportable business segments for the three months and six months ended May 31, 2002 and 2003. During 2002, we elected to modify our internal methodology of allocating certain expenses from the corporate segment to the operating segments. In the following tables, the financial information for the three and six months ended May 31, 2002 has been restated to conform to the new presentation (in thousands of dollars).

	Three Months Ended May 31,		Six Months Ended May 31,

	2002	2003	2002	2003

Net Sales
Hillsdale Division	$93,524	$85,064	$174,806	$164,937
Wolverine Division	19,707	23,189	37,355	43,907

Automotive	113,231	108,253	212,161	208,844

Power Group	25,173	34,097	47,800	66,137
Precision Products- divested July 17, 2002	1,388	—	2,603	—
Specialty Materials Group	17,501	13,211	30,775	26,672
Pharmaceutical Services (formerly ChemSyn)	3,776	3,383	7,181	5,286

Technologies	47,838	50,691	88,359	98,095

Filtration and Minerals	20,809	19,765	40,035	38,671

	$181,878	$178,709	$340,555	$345,610

Operating Income (Loss)
Automotive	$3,898	$6,696	$7,093	$11,913
Technologies	(8,626)	14,976	(7,955)	23,022
Filtration and Minerals	3,589	1,621	4,895	1,510
Divested Divisions	(5,845)	—	(5,970)	—
Corporate/ Intersegment	(3,271)	(2,027)	(3,783)	(4,063)

	$(10,255)	$21,266	$(5,720)	$32,382

Depreciation and Amortization (excluding Goodwill amortization)
Automotive	$9,056	$8,588	$16,887	$17,273
Technologies	1,712	1,895	3,467	3,511
Filtration and Minerals	1,253	1,268	2,599	2,526
Corporate	14	(639)	(89)	(852)

	$12,035	$11,112	$22,864	$22,458

M.	SUBSEQUENT EVENTS

          We are currently negotiating a new senior secured credit facility in the approximate amount of $275.0 million to replace our current credit facility, which provided for an original term loan of $75.0 million, as amended, and a $220.0 million revolving facility.

          In July 2003, we also announced the commencement of a cash tender offer and consent solicitation for our 9 3/8% Senior Subordinated Notes Due 2008 (the “Notes”). We are seeking to acquire any and all of our approximately $220.0 million of Notes outstanding. The consent solicitation seeks consent of the holders of the Notes to amend the indenture governing the Notes to eliminate certain of the restrictive covenants and other contractual obligations. The tender offer and consent solicitation are being made in accordance with and subject to the terms and conditions stated in EaglePicher Incorporated’s Offer to Purchase and Consent Solicitation Statement dated July 9, 2003. EaglePicher Incorporated intends to finance the tender offer and consent solicitation with the proceeds of its offering of approximately $220.0 million aggregate principal amount of senior unsecured notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), together with other funds. The securities to be offered have not been offered or sold in the United States, absent registration or an applicable exemption from such registration requirements. There is no assurance that this offering will be successful.

N.	SUBSIDIARY GUARANTORS AND NON-GUARANTORS

          Our Credit Agreement and the Senior Subordinated Notes were issued by our wholly owned subsidiary, EaglePicher Incorporated (“EPI”), and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Senior Subordinated Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries.

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF NOVEMBER 30, 2002
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$27,694	$1	$(4,895)	$7,902	$820	$31,522
Receivables and retained interest, net	2,535	—	31,472	16,866	—	50,873
Costs and estimated earnings in excess of billings	—	—	16,942	—	—	16,942
Intercompany accounts receivable	1,997	—	6,228	2,037	(10,262)	—
Inventories	3,957	—	39,394	12,683	(1,916)	54,118
Assets of discontinued operations	643	—	—	9,331	—	9,974
Prepaid expenses and other assets	7,840	—	4,755	4,456	(1,614)	15,437
Deferred income taxes	10,798	—	—	—	—	10,798

	55,464	1	93,896	53,275	(12,972)	189,664
Property, Plant and Equipment, net	24,016	—	129,052	24,067	—	177,135
Investment in Subsidiaries	239,864	58,509	18,286	—	(316,659)	—
Goodwill	37,339	—	116,586	13,154	(3,139)	163,940
Prepaid Pension	54,796	—	—	—	—	54,796
Other Assets, net	14,296	(8,091)	21,744	11,070	(11,513)	27,506

	$425,775	$50,419	$379,564	$101,566	$(344,283)	$613,041

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$15,398	$—	$53,151	$14,252	$820	$83,621
Intercompany accounts payable	3,171	—	5,887	1,184	(10,242)	—
Current portion of long-term debt	18,625	—	—	—	—	18,625
Liabilities of discontinued operations	—	—	—	3,417	—	3,417
Other accrued liabilities	46,313	—	25,128	3,879	—	75,320

	83,507	—	84,166	22,732	(9,422)	180,983
Long-term Debt, net of current portion	355,100	—	—	11,491	(11,491)	355,100
Postretirement Benefits Other Than Pensions	17,635	—	—	—	—	17,635
Other Long-term Liabilities	8,687	—	—	216	25	8,928

	464,929	—	84,166	34,439	(20,888)	562,646
Intercompany Accounts	(282,707)	24	269,573	23,930	(10,820)	—
Preferred Stock	—	137,973	—	—	—	137,973
Shareholders’ Equity (Deficit)	243,553	(87,578)	25,825	43,197	(312,575)	(87,578)

	$425,775	$50,419	$379,564	$101,566	$(344,283)	$613,041

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF MAY 31, 2003
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$5,520	$1	$483	$7,504	$—	$13,508
Receivables and retained interest, net	5,737	—	46,457	20,914	—	73,108
Insurance claim receivable	—	—	5,198	—	—	5,198
Costs and estimated earnings in excess of billings	—	—	17,596	2,711	—	20,307
Intercompany accounts receivable	2,118	—	6,535	820	(9,473)	—
Inventories	5,368	—	38,019	14,395	(2,717)	55,065
Assets of discontinued operations	182	—	—	6,769	—	6,951
Prepaid expenses and other assets	1,707	—	5,131	3,510	—	10,348
Deferred income taxes	10,798	—	—	—	—	10,798

	31,430	1	119,419	56,623	(12,190)	195,283
Property, Plant and Equipment, net	22,759	—	116,229	25,717	—	164,705
Investment in Subsidiaries	241,335	67,366	19,459	—	(328,160)	—
Goodwill	37,339	—	116,586	13,154	(3,139)	163,940
Prepaid Pension	54,108	—	—	—	—	54,108
Other Assets, net	19,457	(7,214)	22,426	19,844	(24,299)	30,214

	$406,428	$60,153	$394,119	$115,338	$(367,788)	$608,250

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$16,450	$—	$55,830	$8,356	$—	$80,636
Intercompany accounts payable	—	—	802	8,661	(9,463)	—
Current portion of long-term debt	137,162	—	—	—	—	137,162
Liabilities of discontinued operations	—	—	—	2,713	—	2,713
Other accrued liabilities	35,838	—	19,508	6,663	—	62,009

	189,450	—	76,140	26,393	(9,463)	282,520
Long-term Debt, net of current portion	233,600	—	—	9,982	(9,982)	233,600
Postretirement Benefits Other Than Pensions	17,425	—	—	841	—	18,266
Other Long-term Liabilities	9,765	—	—	668	—	10,433

	450,240	—	76,140	37,884	(19,445)	544,819
Intercompany Accounts	(273,800)	904	263,283	33,399	(23,786)	—
Preferred Stock	—	146,079	—	—	—	146,079
Shareholders’ Equity (Deficit)	229,988	(86,830)	54,696	44,055	(324,557)	(82,648)

	$406,428	$60,153	$394,119	$115,338	$(367,788)	$608,250

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MAY 31, 2002
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$13,065	$—	$149,556	$19,257	$—	$181,878
Intercompany	3,987	—	3,531	2	(7,520)	—

	17,052	—	153,087	19,259	(7,520)	181,878

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	10,140	—	123,411	15,106	(7,520)	141,137
Selling and administrative	5,867	2	13,231	1,634	(53)	20,681
Intercompany charges	(3,210)	—	2,516	641	53	—
Depreciation and amortization	765	—	10,571	699	—	12,035
Goodwill amortization	934	—	2,775	247	—	3,956
Management compensation-special	2,381	—	—	—	—	2,381
Insurance related losses	—	—	3,100	—	—	3,100
Restructuring	(2,483)	—	5,481	—	—	2,998
Loss from Divestitures	3,039	—	2,806	—	—	5,845

	17,433	2	163,891	18,327	(7,520)	192,133

Operating Income (Loss)	(381)	(2)	(10,804)	932	—	(10,255)
Other Income (Expense):
Interest (expense) income	(3,394)	—	(6,534)	(1,300)	313	(10,915)
Other income (expense), net	283	—	400	97	(313)	467
Equity in earnings (losses) of consolidated subsidiaries	(15,742)	(21,966)	589	—	37,119	—

Income (Loss) from Continuing Operations Before Taxes	(19,234)	(21,968)	(16,349)	(271)	37,119	(20,703)
Income Taxes	—	—	—	(820)	—	(820)

Income (Loss) from Continuing Operations	(19,234)	(21,968)	(16,349)	(1,091)	37,119	(21,523)
Discontinued Operations	—	—	—	(445)	—	(445)

Net Income (Loss)	$(19,234)	$(21,968)	$(16,349)	$(1,536)	$37,119	$(21,968)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MAY 31, 2003
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$14,212	$—	$136,690	$27,807	$—	$178,709
Intercompany	6,340	—	3,964	1,027	(11,331)	—

	20,552	—	140,654	28,834	(11,331)	178,709

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	12,564	—	110,757	23,503	(10,850)	135,974
Selling and administrative	6,661	2	7,219	1,787	—	15,669
Intercompany charges	(1,797)	—	1,718	79	—	—
Management compensation — special	100	—	324	—	—	424
Insurance related losses (gains)	724	—	(6,460)	—	—	(5,736)
Depreciation and amortization	530	—	9,186	1,396	—	11,112

	18,782	2	122,744	26,765	(10,850)	157,443

Operating Income (Loss)	1,770	(2)	17,910	2,069	(481)	21,266
Other Income (Expense):
Interest (expense) income	(9,043)	—	—	—	—	(9,043)
Other income (expense), net	(793)	—	528	14	—	(251)
Equity in earnings (losses) of consolidated subsidiaries	3,650	7,688	663	—	(12,001)	—

Income (Loss) from Continuing Operations Before Taxes	(4,416)	7,686	19,101	2,083	(12,482)	11,972
Income Taxes	(208)	—	(36)	(906)	—	(1,150)

Income (Loss) From Continuing Operations	(4,624)	7,686	19,065	1,177	(12,482)	10,822
Discontinued Operations	(434)	—	—	(2,702)	—	(3,136)

Net Income (Loss)	$(5,058)	$7,686	$19,065	$(1,525)	$(12,482)	$7,686

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
SIX MONTHS ENDED MAY 31, 2002
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$24,700	$—	$280,201	$35,654	$—	$340,555
Intercompany	7,610	—	6,357	4	(13,971)	—

	32,310	—	286,558	35,658	(13,971)	340,555

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	18,652	—	234,186	28,386	(13,971)	267,253
Selling and administrative	12,162	2	18,548	3,185	(100)	33,797
Intercompany charges	(5,860)	—	4,982	778	100	—
Depreciation and amortization	1,912	—	19,696	1,256	—	22,864
Goodwill amortization	1,868	—	5,550	494	—	7,912
Management compensation-special	2,381	—	—	—	—	2,381
Insurance related losses	—	—	3,100	—	—	3,100
Restructuring	(2,483)	—	5,481	—	—	2,998
Loss from divestitures	3,164	—	2,806	—	—	5,970

	31,796	2	294,349	34,099	(13,971)	346,275

Operating Income (Loss)	514	(2)	(7,791)	1,559	—	(5,720)
Other Income (Expense):
Interest (expense) income	(6,325)	—	(14,056)	(2,273)	958	(21,696)
Other income (expense), net	761	—	804	311	(958)	918
Equity in earnings (losses) of consolidated subsidiaries	(19,812)	(28,173)	1,168	—	46,817	—

Income (Loss) from Continuing Operations Before Taxes	(24,862)	(28,175)	(19,875)	(403)	46,817	(26,498)
Income Taxes	—	—	(12)	(1,193)	—	(1,205)

Income (Loss) from Continuing Operations	(24,862)	(28,175)	(19,887)	(1,596)	46,817	(27,703)
Discontinued Operations	—	—	—	(472)	—	(472)

Net Income (Loss)	$(24,862)	$(28,175)	$(19,887)	$(2,068)	$46,817	$(28,175)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
SIX MONTHS ENDED MAY 31, 2003
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$26,926	$—	$265,337	$53,347	$—	345,610
Intercompany	10,856	—	8,414	1,341	(20,611)	—

	37,782	—	273,751	54,688	(20,611)	345,610

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	23,649	—	217,949	44,816	(20,129)	266,285
Selling and administrative	13,060	3	13,363	3,371	—	29,797
Intercompany charges	(3,453)	—	3,333	120	—	—
Management compensation — special	100	—	324	—	—	424
Insurance related losses (gains)	724	—	(6,460)	—	—	(5,736)
Depreciation and amortization	1,477	—	18,446	2,535	—	22,458

	35,557	3	246,955	50,842	(20,129)	313,228

Operating Income (Loss)	2,225	(3)	26,796	3,846	(482)	32,382
Other Income (Expense):
Interest (expense) income	(18,146)	—	—	—	—	(18,146)
Other income (expense), net	(738)	—	948	(137)	—	73
Equity in earnings (losses) of consolidated subsidiaries	1,471	8,857	1,173	—	(11,501)	—

Income (Loss) from Continuing Operations Before Taxes	(15,188)	8,854	28,917	3,709	(11,983)	14,309
Income Taxes	(208)	—	(46)	(1,792)	—	(2,046)

Income (Loss) From Continuing Operations	(15,396)	8,854	28,871	1,917	(11,983)	12,263
Discontinued Operations	(434)	—	—	(2,975)	—	(3,409)

Net Income (Loss)	$(15,830)	$8,854	$28,871	$(1,058)	$(11,983)	$8,854

EAGLEPICHER HOLDINGS, INC
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 2002
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,862)	$(28,175)	$(19,887)	$(2,068)	$46,817	$(28,175)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	19,812	28,173	(1,168)	—	(46,817)	—
Depreciation and amortization	5,385	—	24,892	1,751	—	32,028
Loss from Divestitures	3,164	—	2,806	—	—	5,970
Insurance related losses	—	—	3,100	—	—	3,100
Changes in assets and liabilities, net of effect of non-cash items	44,016	162	54,875	(3,389)	(47,011)	48,653

	47,515	160	64,618	(3,706)	(47,011)	61,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(251)	—	(7,494)	(771)	—	(8,516)
Other	268	—	1,675	(861)	—	1,082

	17	—	(5,819)	(1,632)	—	(7,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(18,520)	—	(42,452)	(46)	42,452	(18,566)
Net borrowings (repayments) under revolving credit agreements	(30,500)	—	(13,522)	76	—	(43,946)
Other	—	(160)	658	(1,286)	—	(788)

	(49,020)	(160)	(55,316)	(1,256)	42,452	(63,300)

Net Cash (Used In) Provided by Discontinued Operations	6,300	—	—	(994)	—	5,306

Effect of exchange rates on cash	—	—	—	1,320	—	1,320

Net increase (decrease) in cash and cash equivalents	4,812	—	3,483	(6,268)	(4,559)	(2,532)
Intercompany accounts	(4,671)	—	(3,514)	3,693	4,492	—
Cash and cash equivalents, beginning of period	17,145	1	471	6,936	67	24,620

Cash and cash equivalents, end of period	$17,286	$1	$440	$4,361	$—	$22,088

EAGLEPICHER HOLDINGS, INC
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 2003
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,830)	$8,854	$28,871	$(1,058)	$(11,983)	$8,854
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	1,471	8,857	1,173	—	(11,501)	—
Depreciation and amortization	3,043	—	18,446	2,535		24,024
Provision for discontinued operations	434	—	—	2,544	—	2,978
Insurance related losses (gains)	724	—	(6,460)	—	—	(5,736)
Changes in assets and liabilities, net of effect of non-cash items	(16,990)	(877)	(23,837)	(11,375)	11,118	(41,961)

	(27,148)	16,834	18,193	(7,354)	(12,366)	(11,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,199)	—	(4,367)	(3,242)	—	(8,808)
Proceeds from sale of property and equipment	—	—	1,155	—	—	1,155

	(1,199)	—	(3,212)	(3,242)	—	(7,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(8,463)	—	—	—	—	(8,463)
Net borrowings (repayments) under revolving credit agreements	5,500	—	—	—	—	5,500
Proceeds from issuance of treasury stock	903	—	—	—	—	903

	(2,060)	—	—	—	—	(2,060)

Net cash used in discontinued operations	—	—	—	(874)	—	(874)

Effect of exchange rates on cash	—	—	—	4,414	—	4,414

Net increase (decrease) in cash and cash equivalents	(30,407)	16,834	14,981	(7,056)	(12,366)	(18,014)
Intercompany accounts	8,233	(16,834)	(9,603)	6,658	11,546	—
Cash and cash equivalents, beginning of period	27,694	1	(4,895)	7,902	820	31,522

Cash and cash equivalents, end of period	$5,520	$1	$483	$7,504	$—	$13,508

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that our critical accounting policies, which involve a higher degree of judgments, estimates and complexity, are as follows:

     Environmental Reserves

     We are subject to extensive and evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. We have policies and procedures in place to ensure that our operations are conducted in compliance with such laws and regulations and with a commitment to the protection of the environment.

     We are involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a potentially responsible party at a number of sites (“Superfund Sites”).

     The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy described in Item 3 of our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, we obtained an agreement with the U.S. Environmental Protection Agency and the states of Arizona, Michigan and Oklahoma whereby we are limited in our responsibility for environmental sites not owned by us that allegedly arise from pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable at any of these sites, we would only be required to pay as if such claims had been resolved in our bankruptcy and therefore our liability is paid at approximately 37%.

     As of November 30, 2002, we had $17.7 million accrued primarily for sold divisions or businesses related to legal and environmental remediation matters, and $2.4 million recorded in other accrued liabilities related to environmental remediation matters for our on-going businesses. As of May 31, 2003, we had $13.6 million accrued primarily for sold divisions or businesses related to legal and environmental remediation matters, and $1.6 million recorded in other accrued liabilities related to environmental remediation matters for our on-going businesses. We believe such reserves to be adequate under the current circumstances.

     Impairment of Long-Lived Assets, including Goodwill

     We review for impairment the carrying value of our long-lived assets held for use and assets to be disposed of. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this new accounting standard, we no longer amortize our goodwill and will be required to complete an annual impairment test. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. We have completed our initial impairment test required by this accounting standard and have determined there was no impairment charge related to the adoption of this accounting standard on December 1, 2002. These impairment tests require us to forecast our future cash flows, which requires significant judgment. As of November 30, 2002 and May 31, 2003, we had recorded $163.9 million of goodwill. In addition as of November 30, 2002, we had recorded $177.1 million of property, plant, and equipment, net (our primary long-lived asset), and as of May 31, 2003 we had recorded $164.7 million of property, plant, and equipment, net.

     Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. Generally, all of these conditions are met at the time we ship our products to our customers. Net Sales and Cost of Products Sold include transportation costs. For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred.

     Under the percentage-of-completion method, contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $0.5 million at November 30, 2002 and May 31, 2003. The percentage of completion method requires a higher degree of judgment and use of estimates than other revenue recognition methods. The primary judgments and estimates involved include our ability to accurately estimate the contracts’ percent complete and the reasonableness of the estimated costs to complete as of each financial reporting period.

     Pension and Postretirement Benefit Plan Assumptions

     We sponsor pension plans covering substantially all employees who meet certain eligibility requirements. We also sponsor postretirement benefit plans that make health care and life insurance benefits available for certain employees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as discount rate, expected return on plan assets, rate of increase of health care costs and rate of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement benefits expenses we have recorded or may record in the future. Assuming a constant employee base, the most important estimate associated with our post retirement plan is the assumed health care cost trend rate. As of November 30, 2002, a 100 basis point increase in this estimate would increase the expense by approximately $0.2 million. A similar analysis for the expense associated with our pension plans is more difficult due to the variety of assumptions, plan types and regulatory requirements for these plans around the world. However, for example, our U.S. plans, which represent approximately 90% of the consolidated projected benefit obligation at November 30, 2002, a 25 basis point change in the discount rate, would change the annual pension expense by approximately $0.8 million, and the annual post-retirement expense by approximately $0.1 million. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $0.6 million.

     Deferred Stripping Costs

     In our Filtration and Minerals Segment, we generally charge our mining costs to Cost of Products Sold as sales are incurred. However, we defer and amortize certain mining costs on a units-of-production basis over the estimated life of the particular section of a mine, based on estimated recoverable cubic yards of ore in that section. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. By deferring stripping costs, we match the costs of production when the sale of diatomaceous earth occurs with an appropriate amount of waste removal cost. If we were to expense deferred stripping costs as incurred, there could be greater volatility in our period-to-period operating results. Deferred stripping costs recorded in our accompanying balance sheets totaled $3.7 million at November 30, 2002 and $5.7 million at May 31, 2003.

     Legal Contingencies

     We are a defendant in numerous litigation and regulatory matters including those involving environmental law, employment law and patent law, as discussed in Notes K and G to the condensed consolidated financial statements in Item 1 of this report. As required by SFAS No. 5, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel and environmental experts handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

     Estimates Used Relating to Restructuring, Divestitures and Asset Impairments

     Over the last several years we have engaged in significant restructuring actions and divestitures, which have required us to develop formalized plans as they relate to exit activities. These plans have required us to utilize significant estimates related to salvage values of assets that were made redundant or obsolete. In addition, we have had to record estimated expenses for severance and other employee separation costs, lease cancellation and other exit costs. Given the significance and the timing of the execution of such actions, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As we continue to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed.

     Income Taxes and Tax Valuation Allowances

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions, as we have in the United States, or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

     Risk Management Activities

     We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. Accounting for derivative instruments is complex, as evidenced by the significant interpretations of the primary accounting standard, and continues to evolve. As of November 30, 2002 we had a notional amount of $13.5 million and at May 31, 2003 we had a notional amount of $23.6 million of foreign forward exchange contracts. In addition, at November 30, 2002 and May 31, 2003, we had notional amounts of $90.0 million of interest rate swap contracts to hedge our interest rate risks. The impact of a 1.0% increase in interest rates would result in additional interest expense of approximately $0.7 million on an annual basis.

     Other Significant Accounting Policies

     Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. See Note B to the consolidated financial statements, Summary of Significant Accounting Policies, included in our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, which discusses accounting policies that must be selected by us when there are acceptable alternatives.

Results of Operations

     The following summary financial information about our industry segment data is presented to gain a better understanding of the narrative discussion below about our business segments. See Note O in our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, for additional financial information by segment.

     As discussed in Note Q to our financial statements for the year ended November 30, 2002, the accompanying 2002 financial information has been restated to reflect the appropriate adoption of EITF 00-10 which resulted in an increase to Net Sales and Cost of Products Sold for transportation costs billed to our customers. This restatement had no impact on operating income, net income or cash flows. The following discussion and analysis gives effect to the restatement.

     As discussed in Note G to our financial statements in Item 1 of this report, the accompanying 2002 financial information has been restated to reflect our Hillsdale U.K. Automotive operation as a discontinued business. The operation was sold on June 11, 2003. The following discussion and analysis gives effect to the restatement (in thousands of dollars).

	Three Months Ended May 31,

	2002	2003	Variance	%

Net Sales
Hillsdale Division	$93,524	$85,064	$(8,460)	(9.1)
Wolverine Division	19,707	23,189	3,482	17.7

Automotive	113,231	108,253	(4,978)	(4.4)

Power Group	25,173	34,097	8,924	35.5
Precision Products-divested July 17, 2002	1,388	—	(1,388)	(100.0)
Specialty Materials Group	17,501	13,211	(4,290)	(24.5)
Pharmaceutical Services (formerly ChemSyn)	3,776	3,383	(393)	(10.4)

Technologies	47,838	50,691	2,853	6.0

Filtration and Minerals	20,809	19,765	(1,044)	(5.0)

	$181,878	$178,709	$(3,169)	(1.7)

Operating Income (Loss)
Automotive	$3,898	$6,696	$2,798	71.8
Technologies	(8,626)	14,976	23,602	N/A
Filtration and Minerals	3,589	1,621	(1,968)	(54.8)
Divested Divisions	(5,845)	—	5,845	100.0
Corporate/Intersegment	(3,271)	(2,027)	1,244	38.0

	$(10,255)	$21,266	$31,521	N/A

	Six Months Ended May 31,

	2002	2003	Variance	%

Net Sales
Hillsdale Division	$174,806	$164,937	$(9,869)	(5.7)
Wolverine Division	37,355	43,907	6,552	17.5

Automotive	212,161	208,844	(3,317)	(1.6)

Power Group	47,800	66,137	18,337	38.4
Precision Products-divested July 17, 2002	2,603	—	(2,603)	(100.0)
Specialty Materials Group	30,775	26,672	(4,103)	(13.3)
Pharmaceutical Services (formerly ChemSyn)	7,181	5,286	(1,895)	(26.4)

Technologies	88,359	98,095	9,736	11.0

Filtration and Minerals	40,035	38,671	(1,364)	(3.4)

	$340,555	$345,610	$5,055	1.5

Operating Income (Loss)
Automotive	$7,093	$11,913	$4,820	68.0
Technologies	(7,955)	23,022	30,977	N/A
Filtration and Minerals	4,895	1,510	(3,385)	(69.2)
Divested Divisions	(5,970)	—	5,970	100.0
Corporate/Intersegment	(3,783)	(4,063)	(280)	(7.4)

	$(5,720)	$32,382	$38,102	N/A

     Automotive Segment

     Sales in our Automotive Segment decreased $5.0 million, or 4.4%, to $108.3 million in the second quarter of 2003 from $113.2 million in the second quarter of 2002, and decreased $3.3 million, or 1.6%, to $208.8 million in the first six months of 2003 from $212.2 million in the first six months of 2002.

     In the second quarter of 2003, our Wolverine division’s sales increased $3.5 million, or 17.7%, and in the first six month of 2003, they increased $6.6 million, or 17.5%. These increases are due primarily to an approximate 10% year over year volume increase despite lower North American automotive production levels, driven by increased penetration of the aftermarket and small engine markets, and new programs with original equipment manufacturers through Federal Mogul and Taiho. The balance of the increase was favorable foreign currency as a result of the strengthening of the Euro. Approximately 38% of our Wolverine division’s sales are from Europe.

     Offsetting our Wolverine division’s sales increase was a decrease in our Hillsdale division’s sales during the second quarter of 2003 of $8.5 million, or 9.1%, and a decrease in the first six months of 2003 of $9.9 million, or 5.7%. Our Hillsdale division’s sales were lower due to (a) a $3.5 million decline in the second quarter of 2003 ($6.3 million in the first six months of 2003) in transmission pump sales related to a Ford Company program phase-out, (b) price decreases of $0.9 million, or 1.0%, in the second quarter of 2003 ($1.7 million, or 1.0%,, in the first six months of 2003), and (c) $4.1 million, or 4.4%, decline in the second quarter of 2003 ($1.9 million, or 1.0%, in the first six months of 2003) in volume related to other mature program phase outs and reduced North American automotive builds. These volume declines related to the North American automotive build are below the industry estimated averages of approximately 7-8% in the second quarter of 2003 (3-4% in the first six months of 2003) due to our strong position with Japanese automotive manufacturers which represent approximately 35% of our Hillsdale division’s sales, and a strong presence on General Motors light truck platforms.

     Operating income increased $2.8 million, or 71.8%, to $6.7 million in the second quarter of 2003 from $3.9 million in the second quarter of 2002, and increased $4.8 million, or 68.0%, to $11.9 million in the first six months of 2003 from $7.1 million in the first six months of 2002. In the second quarter of 2003, this improved performance was primarily due to the following favorable/(unfavorable) items:

a.	$2.3 million reduction in costs due to productivity improvements;

b.	($0.9) million in price decreases;

c.	$2.0 million reduction in goodwill amortization expense in 2003 compared to 2002 (due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which no longer requires the amortization of goodwill);

d.	$0.3 million less depreciation expenses; and

e.	($0.9) million in higher operating costs, primarily energy costs, and wage and benefits expenses at our unionized facilities.

     Also in the second quarter of 2003, the impact on margins due to decreased volumes was offset by favorable sales mix and favorable foreign currency as a result of the strengthening of the Euro.

     In the first six months of 2003, this improved performance was primarily due to the following favorable/(unfavorable) items:

a.	$4.4 million reduction in costs due to productivity improvements;

b.	$1.4 million increase in margin due primarily to favorable sales mix and favorable foreign currency as a result of the strengthening of the Euro, partially offset by decreases in sales volume in our Hillsdale division;

c.	($1.7) million in price decreases;

d.	$4.0 million of reduction in goodwill amortization expense in 2003 compared to 2002 (due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which no longer requires the amortization of goodwill);

e.	($0.9) million more depreciation expenses;

f.	($1.0) million increase in energy costs; and

g.	($1.4) million in higher operating costs, primarily related to wage and benefits expenses at our unionized facilities.

     Technologies Segment

     Sales in our Technologies Segment increased $2.9 million, or 6.0%, to $50.7 million in the second quarter of 2003 from $47.8 million in the second quarter of 2002, and increased $9.7 million, or 11.0%, to $98.1 million in the first six months of 2003 from $88.4 million in the first six months of 2002. Excluding sales from our Precision Products business, which we divested in July 2002, this segment’s sales increased $4.2 million, or 9.1% in the second quarter of 2003, and increased $12.3 million, or 14.4% in the first six months of 2003.

     Sales in the Power Group increased $8.9 million, or 35.5%, in the second quarter of 2003, and $18.3 million, or 38.4%, in the first six months of 2003. The increase in our Power Group sales is primarily related to new programs, improved pricing, and increased defense spending, as well as an increase of $0.6 million, or 24.7%, in the second quarter of 2003 (and a $1.6 million, or 33.2%, in the first six months of 2003) in our commercial power sales, as a result of new sales initiatives in the commercial market. Partially offsetting the strong increase in our Power Group sales were declines in our Specialty Materials Group and our Pharmaceutical Services businesses. In our Specialty Materials Group, sales decreased $4.3 million in the second quarter of 2003 and $4.1 million in the first six months of 2003. The second quarter decrease was due to (a) $3.7 million decrease in enriched Boron related products due to the timing of customer orders and (b) $0.6 million decrease primarily related to decreased Germanium based products due to the weak telecommunications, fiber optics, and semiconductor markets. The decrease in our Specialty Materials Group’s sales in the first six months of 2003 was due to (a) $1.7 million decrease in enriched Boron related products due to the timing of customer orders, (b) $2.0 million decrease related to decreased Germanium based products due to the weak telecommunications, fiber optics, and semiconductor markets and (c) $0.4 million of less product sales for products exited as part of our restructuring announced in November 2001. In addition, Pharmaceutical Services sales decreased $0.4 million in the second quarter of 2003 and $1.9 million in the first six months of 2003 due to a cancellation of a drug program with one of its largest customers, and a general softening in the market.

     Operating income improved $23.6 million to income of $15.0 million in the second quarter of 2003 from a loss of $8.6 million in the second quarter of 2002, and improved $31.0 million to income of $23.0 million in the first six months of 2003 from a loss of $8.0 million in the first six months of 2002. Included in the second quarter of 2002 amounts were the following unusual items:

a.	$4.5 million of legal expenses and legal settlement charges ($5.7 million in the first six months of 2002) recorded in Selling and Administrative expenses as described in Item 3 of our Form 10-K for the year ended November 30, 2002;

b.	$3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant;

c.	$5.5 million charge in Restructuring expense associated with our decision to exit our Gallium-based specialty material business due to continued soft demand from customers in the telecommunications and semi-conductor markets. The $5.5 million restructuring charge included an inventory write-down of $2.9 million, representing the estimated loss incurred from the liquidation of current inventory. An additional $2.4 million was recorded in other accrued liabilities primarily related to the estimated loss of inventory to be purchased under a firm purchase commitment. Finally, a $0.2 million asset impairment charge was recorded against property, plant and equipment; and

d.	$1.2 million of income related to the reversal of a portion of our fourth quarter 2001 Restructuring expense related to severance payments made by the pension plan.

     The following favorable items totaling $11.7 million in the second quarter of 2003 (and $17.9 million in the first six months of 2003) contributed to the improvement in operating income:

a.	$1.3 million in the second quarter of 2003 ($3.6 million in the first six months of 2003) related to productivity initiatives;

b.	$2.0 million in the second quarter of 2003 ($4.0 million in the first six months of 2003) related to increased volumes, favorable sales mix, and improved pricing;

c.	$1.9 million in the second quarter of 2003 ($3.8 million in the first six months of 2003) of less goodwill amortization expense due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on December 1, 2002; and

d.	$6.5 million insurance gain in the second quarter of 2003 and the first six months of 2003 primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire which occurred at one of our facilities during 2002.

     Filtration and Minerals Segment

     Sales in our Filtration and Minerals Segment decreased $1.0 million, or 5.0%, to $19.8 million in the second quarter of 2003 from $20.8 million in the second quarter of 2002, and decreased $1.4 million, or 3.4%, to $38.7 million in the first six months of 2003 from $40.0 million in the first six months of 2002. These decreased results were due primarily to lower volumes, which were partially offset by favorable foreign currency as a result of the strengthening of the Euro. During the fourth quarter of 2002, we were, but are no longer, exploring the possible sale of our Filtration and Minerals business. This potential sale diverted a significant amount of divisional management attention from operational focus, which has had a negative impact on 2003 performance. In the past two months, new divisional leadership has been put in place, including a divisional president.

     Operating income decreased $2.0 million, or 54.8%, to $1.6 million in the second quarter of 2003 from $3.6 million in the second quarter of 2002, and decreased $3.4 million, or 69.2%, to $1.5 million in the first six months of 2003 from $4.9 million in the first six months of 2002. These decreased earnings are due to lower volumes, severance and recruiting costs related to restructuring the segment’s management team and additional freight costs largely related to the resolution of disputed freight claims with a former carrier, which were partially offset by favorable foreign currency as a result of the strengthening of the Euro.

     Company Discussion

     Net Sales. Net Sales decreased $3.2 million, or 1.7%, to $178.7 million in the second quarter of 2003 from $181.9 million in the second quarter of 2002, and increased $5.1 million, or 1.5%, to $345.6 million in the first six months of 2003 from $340.6 million in the first six months of 2002. Excluding sales from our Precision Products business within our Technologies Segment, which we divested in July 2002, net sales decreased $1.8 million, or 1.0%, in the second quarter of 2003, and increased $7.7 million, or 2.3%, in the first six months of 2003.

     In the second quarter of 2003, the decrease was due to sales decreases of 9.1% in our Automotive Segment’s Hillsdale business and 5.0% in our Filtration and Minerals Segment, partially offset by strong increases of 17.7% in our Automotive Segment’s Wolverine business and 35.5% in our Technologies Segment’s Power Group. See above for a discussion of the individual segments’ results. In the first six months of 2003, the increase was due to strong increases of 17.5% in our Automotive Segment’s Wolverine business and 38.4% in our Technologies Segment’s Power Group, partially offset by decreases of 5.7% in our Automotive Segment’s Hillsdale business and 3.4% in our Filtration and Minerals Segment. See above for a discussion of the individual segments’ results.

     Cost of Products Sold (exclusive of depreciation). Costs of products sold decreased $5.2 million, or 3.7%, to $136.0 million in the second quarter of 2003 from $141.1 million in the second quarter of 2002, and decreased $1.0 million, or 0.4%, to $266.3 million in the first six months of 2003 from $267.3 million in the first six months of 2002. Our gross margins increased $2.0 million to $42.7 million in the second quarter of 2003 from $40.7 million in the second quarter of 2002, and the gross margin percentage increased 1.5 points to 23.9% from 22.4%, despite an increase of $1.2 million (0.7 points) in pension costs, and a $0.5 million increase as a result of higher energy costs. Our gross margins increased $6.0 million to $79.3 million in the first six months of 2003 from $73.3 million in the first six months of 2002, and the gross margin percentage increased 1.5 points to 23.0% from 21.5%, despite an increase of $2.0 million (0.6 points) in pension costs, and a $0.7 million increase as a result of higher energy costs. These margin rate improvements are primarily the result of productivity improvements in our Automotive and Technologies Segments, improved sales mix and price increases in our Technologies Segment, improved sales mix in our Automotive Segment, and favorable foreign currency as a result of the strengthening of the Euro in the Automotive and Filtration and Minerals Segments.

     Selling and Administrative. Selling and administrative expense decreased $5.0 million, or 24.2%, to $15.7 million in the second quarter of 2003 from $20.7 million in the second quarter of 2002, and decreased $4.0 million, or 11.8%, to $29.8 million in the first six months of 2003 from $33.8 million in the first six months of 2002. These decreases were primarily due to $4.8 million of legal expenses and legal settlement charges included in the second quarter of 2002 ($6.3 million in the first six months of 2002) as described in Item 3 of our Form 10-K for the year ended November 30, 2002. In addition, selling and administrative expense also increased $0.3 million in the second quarter of 2003 and $1.0 million in the first six months of 2003 due to increased compensation costs related to our long-term bonus plan.

     Goodwill Amortization. Due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, no goodwill amortization expense was recorded in 2003 while 2002 included $4.0 million of goodwill amortization expense in the second quarter of 2002 and $7.9 million in the first six months of 2002. This new accounting standard required that we cease the amortization of goodwill, effective December 1, 2002, and complete an annual impairment test to determine if an impairment charge has occurred. We have completed our initial impairment test as required by this accounting standard and have determined that our goodwill was not impaired at the time we adopted this accounting standard.

     Restructuring. On May 31, 2002 we announced we would exit our Gallium business in our Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets. This resulted in a $5.5 million charge recorded to Restructuring expense during the second quarter of 2002. We also reduced the amounts previously expensed and accrued as Restructuring expense in 2001 by $2.5 million primarily to reflect severance payments made from our over-funded pension plan at November 30, 2001 to eligible employees.

     Management Compensation – Special. Management compensation- special expenses of $2.4 million in the second quarter of 2002 and $0.4 million in the second quarter of 2003 relate to compensation for former officers upon their separation of employment. In 2002, these amounts related to two (2) former officers and in 2003, these amounts related to three (3) former officers.

     Insurance Related Losses/ (Gains). During the second quarter of 2002, we recorded a $3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant. We recorded this charge to fully reserve the receivable because the insurance underwriter is contesting the coverage on these assets. We are disputing the insurance carrier’s position and are vigorously pursuing efforts to collect on our claims, but the recovery of our claim is uncertain. In the second quarter of 2003, we recorded a $5.7 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility.

     Loss from Divestitures. During 2002, we recorded approximately $3.2 million in additional accruals for costs related to certain litigation issues and environmental remediation related to operations divested prior to November 30, 2001. In addition, during 2002 we signed a letter of intent to sell certain assets and liabilities of our Precision Products business in our Technologies segment to a group of employees and management personnel. We recorded a $2.8 million loss on sale, which was completed in July 2002.

     Interest Expense. Interest expense was $10.9 million in the second quarter of 2002 and $9.0 million in the second quarter of 2003 (not including $0.3 million in the second quarter of 2002 and 2003 which was allocated to discontinued operations). Interest expense was $21.7 million in the first six months of 2002 and $18.1 million in the first six months of 2003 (not including $0.6 million in first six months of 2002 and 2003 which was allocated to discontinued operations). Also included in the first six months of 2002, but not the second quarter of 2002, was $1.5 million in fees and other costs, primarily related to establishing our accounts receivable asset-backed facility (see Accounts Receivable Asset-Backed Securitization under Liquidity and Capital Resources). Our year over year reduced interest expense is due to lower interest rates and lower debt levels.

     Income (Loss) from Continuing Operations Before Taxes. Income (Loss) from Continuing Operations Before Taxes improved $32.7 million in the second quarter of 2003 to income of $12.0 million, and improved $40.8 million in the first six months of 2003 to income of $14.3 million. These changes were primarily the result of the following decreases in operating costs and expenses (in thousands of dollars):

	Second	First Six
	Quarter of	Months of
	2003	2003

a. Management compensation-special	$1,957	$1,957
b. Loss from divestitures	5,845	5,970
c. Restructuring	2,998	2,998
d. Legal and Settlement costs (included in Selling and Administrative)	4,800	6,250
e. Insurance related losses (gains)	8,836	8,836
f. Depreciation adjustment related to equipment useful lives	1,100	1,100
g. Goodwill amortization	3,956	7,912

	$29,492	$35,023

     The remaining improvements of $3.2 million in the second quarter of 2003 and $5.8 million in the first six months of 2003 are primarily related to productivity initiatives, improved pricing, favorable sales mix, and lower interest expense. The impact of foreign currency gains on a consolidated basis is not material as the gains in our operating segments are offset by losses at the Corporate Segment as a result of foreign currency forward contract hedges.

     Income Taxes. Income tax provision was $0.8 million in the second quarter of 2002 compared to $1.2 million in the second quarter of 2003. Income tax provision was $1.2 million in the first six months of 2002 compared to $2.0 million in the first six months of 2003 (not including a $0.6 million tax benefit in the second quarter of 2003 which was allocated to discontinued operations). The provision in 2002 and 2003 relates to the allocation of income and loss between the United States and foreign jurisdictions and primarily represents the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing previous losses. There is no U.S. Federal net tax benefit or provision recorded during 2002 and 2003.

     Discontinued Operations. During the second quarter of 2003, we accounted for our Hillsdale U.K. Automotive operation as a discontinued operation and restated our prior period financial statements to conform to the discontinued operations presentation. The Hillsdale U.K. Automotive operation was sold on June 11, 2003. See Note G in our financial statements in Item 1 of this report.

     Net Income (Loss). Net Income (Loss) improved $29.7 million in the second quarter of 2003 to income of $7.7 million, and improved $37.0 million in the first six months of 2003 to income of $8.9 million as a result of the items discussed above.

     Company Outlook. Projected sales for 2003 are estimated to be in the range of $690.0 million to $700.0 million compared to $682.8 million in 2002, which is restated to exclude our Hillsdale U.K. Automotive operation, which was accounted for as a discontinued operation in the second quarter of 2003. The sales estimate for 2003 reflects the anticipated decrease in sales of approximately $15.0 million related to the phase-out of a Ford Company automotive transmission pump program in our Hillsdale Division and the current uncertainty regarding industry forecasted automotive builds for 2003.

     We are projecting 2003 Operating Income to be in the range of $59.2 million to $63.2 million, which excludes the insurance gain of $5.7 million that we recorded in the second quarter of 2003. This amount includes $45.0 million of depreciation and amortization, and excludes $0.5 million of non-operating income. These Operating Income estimates also include $3.0 million of expense related to non-cash provisions for our long-term bonus program, which for purposes of determining our debt covenant calculations are added back to Operating Income.

     On the basis of these projections, we believe we will be in compliance with all covenants under our various credit facilities during 2003.

Liquidity and Capital Resources

     Our cash flows from operations and availability under our credit facilities are considered adequate to fund our short-term capital needs. As of May 31, 2003, we had $71.5 million unused under our various credit facilities. However, due to various financial covenant limitations under our senior credit agreement measured at the end of each quarter, on May 31, 2003, we could only incur an additional $66.8 million of indebtedness.

     We are currently negotiating a new senior secured credit facility in the approximate amount of $275.0 million to replace our current credit facility, which provided for an original term loan of $75.0 million, as amended, and a $220.0 million revolving facility.

     In July 2003, we also announced the commencement of a cash tender offer and consent solicitation for our 9 3/8% Senior Subordinated Notes Due 2008 (the “Notes”). We are seeking to acquire any and all of our approximately $220.0 million of Notes outstanding. The consent solicitation seeks consent of the holders of the Notes to amend the indenture governing the Notes to eliminate certain of the restrictive covenants and other contractual obligations. The tender offer and consent solicitation are being made in accordance with and subject to the terms and conditions stated in EaglePicher Incorporated’s Offer to Purchase and Consent Solicitation Statement dated July 9, 2003. EaglePicher Incorporated intends to finance the tender offer and consent solicitation with the proceeds of its offering of approximately $220.0 million aggregate principal amount of senior unsecured notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), together with other funds. The securities to be offered have not been offered or sold in the United States, absent registration or an applicable exemption from such registration requirements. There is no assurance that this offering will be successful.

     At May 31, 2003, we were in compliance with all of our debt covenants. We expect to remain in compliance with our debt covenants for the remainder of fiscal year 2003. Our senior secured credit facility matures in February 2004, by which time we must either refinance this credit facility or extend its maturity date. Although we are currently negotiating a new credit facility, as described above, we can make no assurances that we can successfully refinance or extend the maturity date of our senior secured credit facility. However, even if we do not consummate the new credit facility we are currently negotiating, we believe we can obtain a new credit facility on terms and conditions that are sufficient to meet our long-term capital requirements based upon discussions with potential lenders and the projections described in the Company Outlook section under the Results of Operations above.

     Our Accounts Receivable Asset-Backed Securitization, as described below, also is an important element in managing our liquidity and capital resources. The Accounts Receivable Asset Backed-Securitization will terminate upon the maturity date of our senior secured credit facility unless we refinance our senior secured credit facility, in which case it will mature in the fourth quarter of 2004.

     During the second quarter of 2003, we sold to our controlling common shareholder, Granaria Holdings B.V.; Bert Iedema, one of our directors and an executive officer of Granaria Holdings B.V.; and certain of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million.

     Cash Flows

     All references herein to years are to the six-months ended May 31 unless otherwise indicated.

     Operating Activities. Operating activities used $11.8 million in cash during 2003 compared to providing $61.6 million in 2002. In 2002, cash flows from operating activities were impacted by our net loss of $28.2 million, which was offset by non-cash charges of $32.0 million from depreciation and amortization, $6.0 million from losses from divestitures, and $3.1 million from insurance related losses, which results in cash sources of $12.9 million compared to a similarly calculated amount in 2003 of $30.2 million. The 2003 amount of $30.2 million, an improvement of $17.3 million over 2002, is comprised of our net income of $8.9 million, and non-cash charges of $24.0 million from depreciation and amortization, $3.0 million from provisions from discontinued operations, and $5.7 million from insurance related gains. The cash flow for 2002 was also increased by $48.7 million due to changes in certain assets and liabilities, resulting in net cash provided by operating activities of $61.6 million primarily due to $52.4 million of proceeds from the sale of receivables to our unconsolidated qualifying special purpose entity (see Accounts Receivable Asset-Backed Securitization below). The cash flow for 2003 was reduced by $42.0 million due to changes in certain assets and liabilities, resulting in net cash used in operating activities of $11.8 million, primarily due to $20.1 million of payments to reduce the amounts outstanding under our accounts receivable asset-backed facility (see Accounts Receivable Asset-Backed Securitization below), approximately $12.0 million for payments on restructuring and legal matters which were expensed in 2002, and other working capital uses, primarily increases in accounts receivable and inventory and decreases in accounts payable.

     Investing Activities. Investing activities used $7.7 million in cash during 2003 compared to using $7.4 million in 2002. These amounts primarily relate to capital expenditures. We expect our capital expenditures during 2003 will be approximately $20.0 million to $25.0 million, with the largest increase in our Technologies Segment.

     Financing Activities. Financing activities used $2.1 million during 2003 compared to using $63.3 million during 2002. During 2002, we used $43.9 million to reduce our revolving credit facility, primarily from proceeds associated with the sale of our receivables to an unconsolidated qualifying special purpose entity, as discussed below under Accounts Receivable Asset-Backed Securitization. Also during 2002, regularly scheduled debt payments and divestitures resulted in an $18.6 million decline in our long-term debt. During 2003, $5.5 million was provided by our revolving credit facility to pay off $8.5 million of long-term debt, and to fund our capital expenditures and reductions in accounts payable and accrued liabilities. During the second quarter of 2003, we sold to our controlling common shareholder, Granaria Holdings B.V.; Bert Iedema, one of our directors and an executive officer of Granaria Holdings B.V.; and certain of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million.

     Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity)

     During the first quarter of 2002, we entered into an agreement with a major U.S. financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, Eagle-Picher Funding Corporation (“EPFC”). Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly-owned subsidiary, EaglePicher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. The agreement provides for the continuation of the program on a revolving basis until the earlier of a) the maturity of our senior credit facility, or b) assuming we are able to refinance our senior credit facility, the fourth quarter of 2004.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the debt outstanding on EPFC.

     In conjunction with the initial transaction during 2002, we sold $82.5 million of receivables to EPFC, and we incurred charges of $1.5 million, which were included in Interest Expense in the accompanying condensed consolidated statements of income (loss) for the six-months ended May 31, 2002. We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2002 or May 31, 2003. We retain an interest in a portion of the receivables transferred, representing an over collateralization on the securitization. Our involvement with both this over collateralization interest and the transferred receivables is generally limited to the servicing performed. The carrying value of our interest in the receivables is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     At November 30, 2002, our interest in EPFC was $29.4 million and the revolving pool of receivables that we serviced totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $46.5 million.

     As of May 31, 2003, we reduced the amount due to the financial institution by EPFC, and as a result our cash and cash equivalents balance decreased and our retained interest in Eagle-Picher Funding Corporation increased from November 30, 2002. At May 31, 2003, our interest in EPFC was $49.5 million and the revolving pool of receivables that we serviced totaled $77.2 million. At May 31, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $26.2 million. The effective interest rate for the six month period ended May 31, 2003 in the securitization was approximately 2.5%.

     We believe that EPFC is an important element of our ability to manage our liquidity, capital resources and credit risk with certain major customers.

     Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity) Financial Covenants

     EPFC has two financial covenants contained in its asset-backed securitization agreement. They are a minimum fixed charge coverage ratio (the ratio of total EBITDA (earnings before interest, taxes, depreciation and amortization) minus capital expenditures to the sum of interest expense, scheduled payments of principal on debt, cash income taxes, and cash dividends, all as defined in the agreement), and a minimum EBITDA (as defined in the agreement) amount. These ratios and amounts are calculated based on the financial statement amounts of EaglePicher Holdings, Inc. and EPFC, which is not consolidated in our financial statements as EPFC is an off balance sheet qualifying special purpose entity.

     As of May 31, 2003, we were in compliance with the covenant calculations described above. Additionally, based on the required calculations, we could have had $60.7 million less in EBITDA (as calculated above) minus actual capital expenditures, or $70.6 million more of interest expense, scheduled payments of principal on debt, cash income taxes, and cash dividends, and continued to remain in compliance with EPFC’s financial covenants.

     In the event that EPFC failed to meet one of the financial covenants listed above, we would not be required to buy back any receivables from EPFC that had not been collected; however, we would no longer be able to sell any future receivables to EPFC. In addition, if EPFC fails to meet one of these financial covenants, we would be in default under our senior credit facility. This could have a significant impact on our liquidity and capital resources. We believe that based on our projected 2003 results, EPFC will remain in compliance with its financial debt covenants; however, there is no assurance this will occur.

     Capitalization

     Our capitalization, which excludes the debt of $46.5 million at November 30, 2002 and $26.2 million at May 31, 2003 of our off-balance sheet qualifying special purpose entity, consisted of the following at (in thousands of dollars):

	November 30, 2002	May 31, 2003

Credit Agreement:
Revolving credit facility, due February 27, 2004	$121,500	$127,000
Term loan, due 2003	16,925	8,462
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	220,000
Industrial Revenue Bonds, 1.8% to 2.2% interest, due 2005	15,300	15,300

	373,725	370,762
Preferred Stock	137,973	146,079
Shareholders’ Deficit	(87,578)	(82,648)

	$424,120	$434,193

     Credit Agreement. We have a syndicated senior secured loan facility (“Credit Agreement”) providing an original term loan (“Term Loan”) of $75.0 million, as amended, and a $220.0 million revolving credit facility (“Facility”). The Facility and the Term Loan bear interest, at our option, at LIBOR rate plus 2.75%, or the bank’s prime rate plus 1.5%. Interest is generally payable quarterly on the Facility and Term Loan. We have entered into interest rate swap agreements to manage our variable interest rate exposure.

     At May 31, 2003, we had $40.4 million in outstanding letters of credit under the Facility, which together with borrowings of $127.0 million, made our available borrowing capacity $52.6 million. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 2.75% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility. If we meet or fail to meet certain financial benchmarks, the interest rate spreads on the borrowing, the commitment fees and the fees for letters of credit may be reduced or increased.

     The Credit Agreement is secured by our capital stock, the capital stock of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other property of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our subsidiaries.

     The Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios.

     For purposes of calculating our debt compliance under our Credit Agreement, we include the debt outstanding on EPFC, our off-balance sheet qualifying special purpose entity. See Accounts Receivable Asset-Backed Securitization above for a detailed discussion of EPFC. Also, see Credit Agreement Financial Covenants below for a summary of the debt covenant requirements. We were in compliance with all covenants at May 31, 2003.

     We are currently negotiating a new senior secured credit facility in the approximate amount of $275.0 million to replace our current credit facility, which provided for an original term loan of $75.0 million, as amended, and a $220.0 million revolving facility.

     Senior Subordinated Notes. Our Senior Subordinated Notes, due in 2008, require semi-annual interest payments on September 1 and March 1. The Senior Subordinated Notes, which are unsecured, are redeemable at our option, in whole or in part, any time after February 28, 2003 at set redemption prices. We are required to offer to purchase the Senior Subordinated Notes at a set redemption price should there be a change in control. The Senior Subordinated Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in compliance with these covenants at May 31, 2003. The Senior Subordinated Notes are guaranteed by us and certain of our subsidiaries.

     In July 2003, we also announced the commencement of a cash tender offer and consent solicitation for our 9 3/8% Senior Subordinated Notes Due 2008 (the “Notes”). We are seeking to acquire any and all of our approximately $220.0 million of Notes outstanding. The consent solicitation seeks consent of the holders of the Notes to amend the indenture governing the Notes to eliminate certain of the restrictive covenants and other contractual obligations. The tender offer and consent solicitation are being made in accordance with and subject to the terms and conditions stated in EaglePicher Incorporated’s Offer to Purchase and Consent Solicitation Statement dated July 9, 2003. EaglePicher Incorporated intends to finance the tender offer and consent solicitation with the proceeds of its offering of approximately $220.0 million aggregate principal amount of senior unsecured notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), together with other funds. The securities to be offered have not been offered or sold in the United States, absent registration or an applicable exemption from such registration requirements. There is no assurance that this offering will be successful.

     Industrial Revenue Bonds. Our industrial revenue bonds require monthly interest payments at variable interest rates based on the market for similar issues and are secured by letters of credit issued under the Facility described above.

     Preferred Stock. Our preferred stock increased $8.1 million during 2003 as a result of mandatory dividend accretion and the accrual for preferred dividends. Commencing March 1, 2003, dividends on our Cumulative Redeemable Exchangeable Preferred Stock became cash payable at 11.75% per annum; the first semiannual dividend payment of $8.3 million is due September 1, 2003. If we do not pay cash dividends on the preferred stock, then holders of the preferred stock become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our preferred stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors.

     Shareholders’ Deficit. Our shareholders’ deficit improved in 2003 primarily due to our comprehensive income of $12.1 million and the issuance of common shares from our Treasury of $0.9 million, which was partially offset by the accrual and accretion of preferred stock dividends of $8.1 million.

     Credit Agreement EBITDA

     In our senior credit facility, we have certain financial covenants, as discussed below in Credit Agreement Financial Covenants, which we believe are significant and material in the context of our capital structure. We believe these financial covenants are a material piece of information for the readers of our reports. To support our readers understanding of these financial covenants and our compliance with them, we have provided below a reconciliation from Generally Accepted

Accounting Principles (GAAP) Net Income (Loss) to Credit Agreement EBITDA. For purposes of calculating our credit agreement financial covenants, Credit Agreement EBITDA is based on the last twelve months of operating results, which is summarized below.

     Our senior secured credit facility has several financial covenants which are based on Credit Agreement EBITDA as defined. Credit Agreement EBITDA is defined in the credit agreement as earnings before interest expense, income taxes, depreciation and amortization, determined (A) without giving effect to (i) any extraordinary gains or losses but with giving effect to gains or losses from sales of assets sold in the ordinary course of business, (ii) any impact from the LIFO method of inventory accounting, (iii) any non-cash charge other than routine recurring non-cash charges that result in an accrual of a reserve for cash charges in any future period deducted in determining consolidated net income for such period, (iv) amounts paid to present or future officers or employees in connection with their separation from employment, up to a limit, (v) a $16.0 million gain from the receipt of insurance proceeds in 2000, (vi) the loss from disposal of discontinued operations, and (B) with giving effect to proforma pre-acquisition consolidated EBITDA attributable to businesses acquired during the year.

     The following is a reconciliation from Net Income (Loss) to our Credit Agreement EBITDA (in thousands of dollars):

	Quarter Ended

	August	November	February	May 31,
	31, 2002	30, 2002	28, 2003	2003

Net Income (Loss)	$(3,571)	$(5,086)	$1,168	$7,686
Loss from discontinued business, net	902	228	273	158
Loss on disposal of discontinued business, net	—	—	—	2,978
Income taxes	750	646	896	1,150
Interest expense	9,378	8,948	9,103	9,043
Depreciation and amortization	15,991	16,354	11,346	11,112
Restructuring expense	—	2,900	—	—
Loss from divestitures	161	366	—	—
Management compensation – special	524	552	—	424
Severance	18	191	—	—
Long-term bonus and share appreciation plans	450	420	600	700
Insurance related losses (gains)	—	—	—	(5,736)
LIFO provision (benefit)	105	(1,272)	—	—
Legal and litigation costs	—	(200)	—	—
EBITDA impact from discontinued operations	(415)	292	294	403

Quarterly Credit Agreement EBITDA	$24,293	$24,339	$23,680	$27,918

Last Twelve Months Credit Agreement
EBITDA				$100,230

     Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by GAAP, as an indicator of our operating performance, or to cash flows from operating activities, as determined by GAAP, or as a measure of liquidity. Funds depicted by Credit Agreement EBITDA are not available for our discretionary use to the extent they are required for debt service and other commitments.

     Credit Agreement Financial Covenants

     There are three financial covenants contained in our senior secured credit agreement. They are a leverage ratio (the ratio of total debt less cash on the balance sheet to Credit Agreement EBITDA, as defined in the agreement and as calculated above under Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA to the sum of interest expense plus required principal payments plus cash dividends paid plus income taxes paid). For purposes of determining outstanding debt under our Credit Agreement, we include the debt outstanding on EPFC, our off-balance sheet qualifying special purpose entity. See Accounts Receivable Asset-Backed Securitization above for a detailed discussion of EPFC.

     As of May 31, 2003, we were in compliance with the covenant calculations described above. Additionally, for purposes of the leverage ratio defined above, we could have had $14.8 million less in Credit Agreement EBITDA, or $66.8 million more in total debt less cash on the balance sheet and continued to remain in compliance with the Credit Agreement’s financial covenants.

     As discussed above under our Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity) Financial Covenants, as of May 31, 2003, we were in compliance with the covenants in our securitization Additionally, based on the required calculations of the securitization, we could have had $60.7 million less in EBITDA (as calculated above in accordance with the securitization) minus actual capital expenditures, or $70.6 million more of interest expense, scheduled payments of principal on debt, cash income taxes, and cash dividends, and continued to remain in compliance with the securitization’s financial covenants.

     The following table presents the required ratios and the actual ratios.

			Minimum
		Minimum	Fixed Charge
	Maximum	Interest	Coverage
	Leverage Ratio	Coverage Ratio	Ratio
	(not more than)	(not less than)	(not less than)

November 30, 2002
Required	4.75	2.00	1.25
Actual	4.02	2.63	1.65
February 28, 2003
Required	4.75	2.25	1.35
Actual	4.02	2.75	1.74
May 31, 2003
Required	4.50	2.25	1.35
Actual	3.83	2.93	1.84
August 31, 2003
Required	4.25	2.25	1.40
November 30, 2003
Required	4.25	2.50	1.40

     Based on our projections for 2003, which are described under the Company Outlook section under the Results of Operations above, we expect to remain in compliance with all covenants. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the Credit Agreement, would place us at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event we cannot comply with the terms of the Credit Agreement as currently written, it would be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. In addition, EPFC would be in default under our accounts receivable asset-backed securitization, described above, and we would need to obtain a waiver. Any agreements to amend the covenants and/or obtain waivers would likely require us to pay a fee and increase the interest rate payable under the Credit Agreement. The amount of such fee and increase in interest rate would be determined in the negotiations of the amendment.

     Contractual Obligations and Other Commercial Commitments

     We have included a summary of our Contractual Obligations and Other Commercial Commitments in our annual report on Form 10-K for the year ended November 30, 2002, filed on March 3, 2003. There have been no material changes to the summary provided in that report.

     Earnings to Fixed Charges and Preferred Stock Dividends

     During the second quarter of 2003, our ratio of earnings to fixed charges and preferred stock dividends was 1.57x, and in the second quarter of 2002, our earnings were insufficient to cover fixed charges and preferred stock dividends by $24.4 million. During the first six months of 2003, our ratio of earnings to fixed charges and preferred stock dividends was 1.23x, and during the first six months of 2002, our earnings were insufficient to cover fixed charges and preferred stock dividends by $33.7 million. These improvements are primarily related to our improved operating performance, and our adoption of SFAS No. 142 on December 1, 2002, which no longer requires us to recognize goodwill amortization expense.

Recently Released or Adopted Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets and depreciated over their estimated useful life while the liability is accreted to its expected obligation amount upon retirement. We adopted SFAS No. 143 on December 1, 2002. The adoption did not have a material impact on our financial condition or results of operations.

     In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” The primary difference is that goodwill and certain intangibles with indefinite lives have been removed from the scope of SFAS No. 144, as they are covered by SFAS No. 142, “Goodwill and other Intangible Assets.” It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on December 1, 2002 and accounted for the sale of our Hillsdale U.K. Automotive operation in accordance with this statement.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement will not have a material impact on our financial condition or results of operations.

     On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We will adopt SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 does not affect the accounting for guarantees issued prior to the effective date, unless the guarantee is modified subsequent to December 31, 2002. We adopted the disclosure requirements on December 1, 2002, and the initial recognition and measurement provisions in our February 28, 2003 financial statements. The adoption of FIN 45 did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

     In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We are required to adopt EITF 00-21 on December 1, 2003. We are evaluating the impact EITF 00-21 will have on us, but do not expect it to have a material impact on our financial condition or results of operations.

Forward Looking Statements

     This report contains statements which, to the extent that they are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “anticipate,” “project,” “intend,” “believe,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to, any statements under the “Company Outlook” heading. Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to maintain existing relationships with customers, demand for our products, our ability to successfully implement productivity improvements and/or cost reduction initiatives, our ability to develop, market and sell new products, our ability to obtain raw materials, increased government regulation or changing regulatory policies resulting in conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which we operate. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We have included a summary of our Quantitative and Qualitative Disclosure About Market Risk in our annual report on Form 10-K for the year ended November 30, 2002, filed on March 3, 2003. There have been no material changes to the summary provided in that report.

Item 4. Controls and Procedures.

     Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures within 90 days of the filing of this report as required by the rules of the Securities and Exchange Commission. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date our Chief Executive Officer and our Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Please refer to Note K regarding Legal Matters contained in Part I, Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

(b)	Reports on Form 8-K:

•	Form 8-K, filed April 14, 2003, concerning our press release dated April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER HOLDINGS, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER INCORPORATED

/s/ Thomas R. Pilholski Thomas R. Pilholski Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAISY PARTS, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER DEVELOPMENT CO., INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FAR EAST, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FILTRATION AND MINERALS, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER TECHNOLOGIES, LLC

/s/ Bradley J. Waters Bradley J. Waters Vice President and Chief Financial Officer (Principal Financial Officer)

DATE July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLSDALE TOOL & MANUFACTURING CO.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPMR CORPORATION

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 9, 2003

CERTIFICATIONS

I, John H. Weber, President and Chief Executive Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EaglePicher Holdings, Inc. , EaglePicher Incorporated, Daisy Parts, Inc., EaglePicher Development Co., Inc., EaglePicher Far East, Inc., EaglePicher Filtration and Minerals, Inc., EaglePicher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN H. WEBER John H. Weber, President and Chief Executive Officer	Date: July 9, 2003

I, Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EaglePicher Holdings, Inc. , EaglePicher Incorporated, Daisy Parts, Inc., EaglePicher Development Co., Inc., EaglePicher Far East, Inc., EaglePicher Filtration and Minerals, Inc., EaglePicher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski, Senior Vice President and Chief Financial Officer	Date: July 9, 2003

EXHIBIT INDEX

Exhibit
Number

12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends