Form 10-Q/A
period 2003-05-31
EPMR CORP; EAGLE PICHER MINERALS INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER DEVELOPMENT CO INC; DAISY PARTS INC; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO
filed 2003-07-30
CIK 1059575, 1059572, 1059570, 1059568, 1059567, 1059576, 30927, 1059364, 1059573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment #1

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

     Yes  ☐  No  ☒

1,000,000 shares of common capital stock, $0.01 par value each, were issued and outstanding at July 29, 2003

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction		IRS Employer
	Incorporation or	Commission	Identification
Names	Organization	File Number	Number

EaglePicher Incorporated	Ohio	333-49957	31-0268670
Daisy Parts, Inc.	Michigan	333-49957-02	38-1406772
EaglePicher Development Co., Inc.	Delaware	333-49957-03	31-1215706
EaglePicher Far East, Inc.	Delaware	333-49957-04	31-1235685
EaglePicher Filtration & Minerals, Inc.	Nevada	333-49957-06	31-1188662
EaglePicher Technologies, LLC	Delaware	333-49957-09	31-1587660
Hillsdale Tool & Manufacturing Co.	Michigan	333-49957-07	38-0946293
EPMR Corporation (f/k/a Michigan Automotive Research Corp.)	Michigan	333-49957-08	38-2185909

REASON FOR AMENDMENT

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to EaglePicher Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003, which was previously filed with the Securities and Exchange Commission on July 11, 2003. The sole purpose of this amendment is to correct a typographical error in the Company Outlook subsection of the Company Discussion section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part I, Financial Information. The remainder of the information contained in the original Form 10-Q is not amended hereby and shall be as set forth in the original filing.

Page
Number

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

PART II. OTHER INFORMATION
Signatures	21
Certifications	30

PART I. FINANCIAL INFORMATION

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

		Three Months Ended May 31,

	2002	2003	Variance	%

Net Sales
Hillsdale Division	$93,524	$85,064	$(8,460)	(9.1)
Wolverine Division	19,707	23,189	3,482	17.7

Automotive	113,231	108,253	(4,978)	(4.4)

Power Group	25,173	34,097	8,924	35.5
Precision Products- divested July 17, 2002	1,388	—	(1,388)	(100.0)
Specialty Materials Group	17,501	13,211	(4,290)	(24.5)
Pharmaceutical Services (formerly ChemSyn)	3,776	3,383	(393)	(10.4)

Technologies	47,838	50,691	2,853	6.0

Filtration and Minerals	20,809	19,765	(1,044)	(5.0)

	$181,878	$178,709	$(3,169)	(1.7)

Operating Income (Loss)
Automotive	$3,898	$6,696	$2,798	71.8
Technologies	(8,626)	14,976	23,602	N/A
Filtration and Minerals	3,589	1,621	(1,968)	(54.8)
Divested Divisions	(5,845)	—	5,845	100.0
Corporate/ Intersegment	(3,271)	(2,027)	1,244	38.0

	$(10,255)	$21,266	$31,521	N/A

		Six Months Ended May 31,

	2002	2003	Variance	%

Net Sales
Hillsdale Division	$174,806	$164,937	$(9,869)	(5.7)
Wolverine Division	37,355	43,907	6,552	17.5

Automotive	212,161	208,844	(3,317)	(1.6)

Power Group	47,800	66,137	18,337	38.4
Precision Products- divested July 17, 2002	2,603	—	(2,603)	(100.0)
Specialty Materials Group	30,775	26,672	(4,103)	(13.3)
Pharmaceutical Services (formerly ChemSyn)	7,181	5,286	(1,895)	(26.4)

Technologies	88,359	98,095	9,736	11.0

Filtration and Minerals	40,035	38,671	(1,364)	(3.4)

	$340,555	$345,610	$5,055	1.5

Operating Income (Loss)
Automotive	$7,093	$11,913	$4,820	68.0
Technologies	(7,955)	23,022	30,977	N/A
Filtration and Minerals	4,895	1,510	(3,385)	(69.2)
Divested Divisions	(5,970)	—	5,970	100.0
Corporate/ Intersegment	(3,783)	(4,063)	(280)	(7.4)

	$(5,720)	$32,382	$38,102	N/A

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

	Second	First Six
	Quarter	Months of
	of 2003	2003

a. Management compensation-special	$1,957	$1,957
b. Loss from divestitures	5,845	5,970
c. Restructuring	2,998	2,998
d. Legal and Settlement costs (included in Selling and Administrative)	4,800	6,250
e. Insurance related losses(gains)	8,836	8,836
f. Depreciation adjustment related to equipment useful lives	1,100	1,100
g. Goodwill amortization	3,956	7,912

	$29,492	$35,023

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

     We are projecting 2003 Operating Income to be in the range of $59.2 million to $63.2 million, which includes the insurance gain of $5.7 million that we recorded in the second quarter of 2003. This amount includes $45.0 million of depreciation and amortization, and excludes $0.5 million of non-operating income. These Operating Income estimates also include $3.0 million of expense related to non-cash provisions for our long-term bonus program, which for purposes of determining our debt covenant calculations are added back to Operating Income.

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

     Capitalization

     Our capitalization, which excludes the debt of $46.5 million at November 30, 2002 and $26.2 million at May 31, 2003 of our off-balance sheet qualifying special purpose entity, consisted of the following at (in thousands of dollars):

	November 30,	May 31,
	2002	2003

Credit Agreement:
Revolving credit facility, due February 27, 2004	$121,500	$127,000
Term loan, due 2003	16,925	8,462
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	220,000
Industrial Revenue Bonds, 1.8% to 2.2% interest, due 2005	15,300	15,300

	373,725	370,762
Preferred Stock	137,973	146,079
Shareholders’ Deficit	(87,578)	(82,648)

	$424,120	$434,193

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

     The following is a reconciliation from Net Income (Loss) to our Credit Agreement EBITDA (in thousands of dollars):

	Quarter Ended

	August 31,	November 30,	February 28,	May 31,
	2002	2002	2003	2003

Net Income (Loss)	$(3,571)	$(5,086)	$1,168	$7,686
Loss from discontinued business, net	902	228	273	158
Loss on disposal of discontinued business, net	—	—	—	2,978
Income taxes	750	646	896	1,150
Interest expense	9,378	8,948	9,103	9,043
Depreciation and amortization	15,991	16,354	11,346	11,112
Restructuring expense	—	2,900	—	—
Loss from divestitures	161	366	—	—
Management compensation – special	524	552	—	424
Severance	18	191	—	—
Long-term bonus and share appreciation plans	450	420	600	700
Insurance related losses (gains)	—	—	—	(5,736)
LIFO provision (benefit)	105	(1,272)	—	—
Legal and litigation costs	—	(200)	—	—
EBITDA impact from discontinued operations	(415)	292	294	403

Quarterly Credit Agreement EBITDA	$24,293	$24,339	$23,680	$27,918

Last Twelve Months Credit Agreement EBITDA				$100,230

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

     The following table presents the required ratios and the actual ratios.

			Minimum Fixed
	Maximum	Minimum Interest	Charge Coverage
	Leverage Ratio	Coverage Ratio	Ratio
	(not more than)	(not less than)	(not less than)

November 30, 2002
Required	4.75	2.00	1.25
Actual	4.02	2.63	1.65
February 28, 2003
Required	4.75	2.25	1.35
Actual	4.02	2.75	1.74
May 31, 2003
Required	4.50	2.25	1.35
Actual	3.83	2.93	1.84
August 31, 2003
Required	4.25	2.25	1.40
November 30, 2003
Required	4.25	2.50	1.40

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

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER HOLDINGS, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: July 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER INCORPORATED

/s/ Thomas R. Pilholski Thomas R. Pilholski Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: July 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAISY PARTS, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER DEVELOPMENT CO., INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FAR EAST, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FILTRATION & MINERALS, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER TECHNOLOGIES, LLC

/s/ Bradley J. Waters Bradley J. Waters Vice President and Chief Financial Officer (Principal Financial Officer)

DATE July 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLSDALE TOOL & MANUFACTURING CO.

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPMR CORPORATION

/s/ Thomas R. Pilholski Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 29, 2003

CERTIFICATIONS

I, John H. Weber, President and Chief Executive Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EaglePicher Holdings, Inc. , EaglePicher Incorporated, Daisy Parts, Inc., EaglePicher Development Co., Inc., EaglePicher Far East, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

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

/s/ JOHN H. WEBER	Date:	July 29, 2003

John H. Weber, President and Chief Executive Officer

I, Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EaglePicher Holdings, Inc. , EaglePicher Incorporated, Daisy Parts, Inc., EaglePicher Development Co., Inc., EaglePicher Far East, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

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

/s/ THOMAS R. PILHOLSKI	Date:	July 29, 2003

Thomas R. Pilholski, Senior Vice President and Chief Financial Officer